Form 10-Q
period 1994-03-31
USX CAPITAL LLC
filed 1994-05-12
CIK 916849

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1994

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                                 USX CAPITAL LLC
- - --------------------------------------------------------------------------------
                                      ----
             (Exact name of registrant as specified in its charter)


   Turks and Caicos Islands         1-11303                 98-0137882
   ------------------------       ------------         -------------------
       (State or other            (Commission             (IRS Employer
       jurisdiction of            File Number)         Identification No.)
        incorporation)

5555 San Felipe Road, Houston, TX                             77056
- - ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (713) 629-6600
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


- - --------------------------------------------------------------------------------
- - ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes.....No..X..

There were 4,998 shares of common stock outstanding at April 30, 1994.

                                 USX CAPITAL LLC
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1994
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Statement of Operations                               3

               Balance Sheet                                         4

               Statement of Cash Flows                               5

               Selected Notes to
                 Financial Statements                                6

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                          7


PART II - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                      8

Part I - Financial Information:


                                 USX CAPITAL LLC
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------
                                                   Period Ended
                                                     March 31
(Dollars in millions)                                  1994
- - --------------------------------------------------------------------------------
- - ---
INTEREST INCOME
  Interest income from USX                                $2
                                                          --
NET INCOME                                                $2
                                                          ==











Selected notes to financial statements appear on page 6.

                                 USX CAPITAL LLC
                            BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                                    March 31
(Dollars in millions)                                  1994
- - --------------------------------------------------------------------------------
- - ----
ASSETS
  Long-term note receivable from USX                    $316
                                                        ----
     Total assets                                       $316
                                                        ====
Mandatory Redeemable Preferred Stock,
10,000,000 shares authorized and outstanding
(redeemable at $25 per share)                           $250

STOCKHOLDERS' EQUITY
Common stock, $ 1 par value (5,000 shares
  authorized and 4,998 shares outstanding) and
  additional paid-in capital                             $66
                                                        ----
     Total preferred and common stock                   $316
                                                        ====






Selected notes to financial statements appear on page 6.

                                 USX CAPITAL LLC
                       STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                          Period Ended
                                                            March 31
(Dollars in millions)                                         1994
- - --------------------------------------------------------------------------------
- - ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                                              $2
                                                                     -----
INVESTING ACTIVITIES:
Loan to USX                                                           (316)
                                                                     -----
FINANCING ACTIVITIES:
Issuance of preferred stock                                            250
Issuance of common stock                                                66
Dividends paid                                                          (2)
                                                                     -----
     Net cash provided from financing activities                       314
                                                                     -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           -
                                                                     -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $-
                                                                     =====





Selected notes to financial statements appear on page 6.

                                 USX CAPITAL LLC
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                    ----------------------------------------


 1. The information furnished in these financial statements is for the period from March 3, 1994, to March 31, 1994, and is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the period covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

     USX Capital LLC (Company) is a limited life company organized in December 1993 under the laws of the Turks and Caicos Islands, which have no income taxes that apply to the activities of the Company. The Company is a wholly owned subsidiary of USX Corporation (USX), a Delaware Corporation. The Company exists solely for the purpose of issuing preferred and common shares and lending the proceeds thereof to USX.

 2. On March 3, 1994, the Company sold 10,000,000 shares of 8-3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) to the public for proceeds of $250 million. The MIPS are redeemable at the option of the Company and subject to the prior consent of USX for $25 per share on or after March 31, 1999, and will be redeemed from the proceeds of any repayment of the loan to USX. In addition, upon final maturity of the loan, the Company is required to redeem the MIPS. The payments of dividends and payments on liquidation or redemption with respect to the MIPS are guaranteed by USX.

     On March 3, 1994, the Company issued 4,998 shares of common stock to USX for $66 million.

 3. Concurrent with the stock issuance, the Company loaned $316 million to USX for a term of 50 years with interest at 8-3/4% per annum payable monthly. USX has also agreed to pay all issue and administrative costs related to the MIPS. At maturity and subject to certain conditions, the Company may reloan the principal from repayment to USX for a term not to exceed another 50 years.

                                 USX CAPITAL LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------------------

     USX Capital LLC, a wholly owned subsidiary of USX Corporation ("USX"), is a newly formed special purpose entity organized under the laws of the Turks and Caicos Islands. USX Capital LLC exists solely for the purpose of issuing preferred and common shares and lending the proceeds to USX. Prior to March 3, 1994, USX Capital LLC had no operating history and was not engaged in any activity.

     On March 3, 1994, USX Capital LLC sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares ("MIPS") to the public and issued common stock to USX for $66 million. Concurrently, a loan with a term of 50 years was made to USX in an aggregate principal amount of $316 million with interest payable monthly at an annual rate of 8-3/4%. Subject to certain conditions, USX Capital LLC may reloan the principal from repayment to USX for a term not to exceeed another 50 years.

     Net income for the period ended March 31, 1994, was $2 million, reflecting approximately one month of interest income received from USX at an annual rate of 8-3/4%.

     Total assets at March 31, 1994, totaled $316 million, reflecting long-term accounts receivable relating to the principal amount of funds loaned to USX.

     Stockholders' equity at March 31, 1994, was $66 million, reflecting capital contributions from USX.

     Net cash flows from operating and financing activities reflect the transactions discussed above.

     On March 31, 1994, USX Capital Management Company declared and paid dividends for the period beginning March 3, 1994, through March 31, 1994, which totaled $.17 per share on the MIPS and $90.49 per share on the common shares to stockholders of record at the close of business on March 30, 1994.

Part II - Other Information:
- - -----------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          None

   (b) REPORTS ON FORM 8-K

          None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief financial officer thereunto duly authorized.




USX CAPITAL LLC
(Registrant)

By USX CAPITAL MANAGEMENT COMPANY
as Manager



By  /s/  J. Howard
    --------------------------
          J. Howard
          Treasurer
























May 12, 1994